Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 1996-11-08
CIK 847806

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________________ to ________________

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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10



SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       38,166       $        3,353
              Nonoperating interests income receivable                                         32,275               25,576
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        70,441               28,929
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,531,773            1,554,792
         Less-Accumulated amortization                                                     (1,225,470)          (1,191,419)
                                                                                       ---------------     ----------------
                                                                                              306,303              363,373
                                                                                       ---------------     ----------------
                                                                                       $      376,744       $      392,302
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        1,720       $        2,544
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    375,024              389,758
                                                                                       ---------------     ----------------
                                                                                       $      376,744       $      392,302
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996            1995              1996               1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        51,163   $        62,387  $       260,622   $       242,170
   Interest income                                        472                18              540                41
                                              ---------------   ---------------  ---------------   ---------------
                                                       51,635            62,405          261,162           242,211
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        30,559            50,070          105,123           163,738
   General and administrative                          14,249            13,412           42,851            37,087
                                              ---------------   ---------------  ---------------   ---------------
                                                       44,808            63,482          147,974           200,825
                                              ---------------   ---------------  ---------------   ---------------

NET INCOME (LOSS)                             $         6,827   $        (1,077) $       113,188   $        41,386
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
   per unit                                   $           .25   $          (.04) $          4.14   $          1.51
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                ---------------------------------------
                                                                                      1996                     1995
                                                                                ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       40,304          $       (16,575)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      34,051                   62,553
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (6,699)                    (746)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                      336
                                                                                ---------------          ---------------
               Net cash provided by (used in) operating activities                      67,656                   45,568
                                                                                ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                                (5,635)                 (16,680)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                         28,654                   19,441
    Payable related to property capital costs                                             (824)                      --
                                                                                ---------------         ----------------
               Net cash provided by (used in) investing activities                      22,195                    2,761
                                                                                ---------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (55,038)                 (48,401)
                                                                                ---------------         ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    34,813                      (72)
                                                                                ---------------         ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,353                    1,072
                                                                                ---------------         ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       38,166          $         1,000
                                                                                ===============         ================

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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 99 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $17,002 or 67 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 63 percent or $.99/MCF and in oil prices of 52 percent or $7.13/BBL had a significant impact on partnership performance. Current quarter gas production increased 34 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated amortization expense increased 3 percent or $325.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $17,853 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 48 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $16,914 or 16 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 62 percent or $.97/MCF and in oil prices of 24 percent or $3.55/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 22 percent and 24 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 21 percent or $9,192.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $19,310 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                              SWIFT ENERGY MANAGED PENSION
                                              ASSETS PARTNERSHIP 1988-C, LTD.
                                              (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        ---------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer