Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 1997-05-13
CIK 847806

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

                                      None

             (Former name, former address and former fiscal year,)
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ---        ----

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       34,146       $       41,353
              Nonoperating interests income receivable                                         40,230               33,664
                                                                                       --------------       --------------
                   Total Current Assets                                                        74,376               75,017
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,533,478            1,533,237
         Less-Accumulated amortization                                                     (1,248,864)          (1,237,719)
                                                                                       --------------       --------------
                                                                                              284,614              295,518
                                                                                       --------------       --------------
                                                                                       $      358,990       $      370,535
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,014       $        5,658
                                                                                       --------------       --------------

         Partners' Capital                                                                    356,976              364,877
                                                                                       --------------       --------------
                                                                                       $      358,990       $      370,535
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1997                1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        35,206   $        36,075
             Interest income                                                                 343                11
                                                                                 ---------------   ---------------
                                                                                          35,549            36,086
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 11,145            14,540
             General and administrative                                                    6,041             5,535
                                                                                 ---------------   ---------------
                                                                                          17,186            20,075
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        18,363   $        16,011
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          1.07
                                              ===============
         March 31, 1996                       $           .93
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                        1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         18,363        $        16,011
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        11,145                 14,540
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (6,566)               (10,132)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        22,942                 20,419
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
          in oil and gas properties                                                         (855)                (3,035)
        Proceeds from sale of nonoperating interests
          in oil and gas properties                                                          614                     --
        Increase (decrease) in payable related to excess costs                            (3,644)                  (699)
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                        (3,885)                (3,734)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (26,264)               (13,467)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (7,207)                 3,218
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          41,353                  3,353
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         34,146        $         6,571
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1988-C, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 14, 1988, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 182 limited partners made total capital contributions of $1,723,713.

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-D, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 2 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined 2 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased oil and gas production. Oil production decreased 50 percent and gas production declined 7 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 37 percent or $.84/MCf and in oil prices of 18 percent or $2.95/BBL when compared to first quarter 1996 prices.

      Associated amortization expense decreased 23 percent or $3,395.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                           PART II - OTHER INFORMATION



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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1988-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:     May 5, 1997           By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1997           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer