Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 1997-08-12
CIK 847806

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          8

PART II.    OTHER INFORMATION                                                                    10


SIGNATURES                                                                                       11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       28,889       $       41,353
              Nonoperating interests income receivable                                         24,825               33,664
                                                                                       --------------       --------------
                   Total Current Assets                                                        53,714               75,017
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,535,215            1,533,237
         Less-Accumulated amortization                                                     (1,257,191)          (1,237,719)
                                                                                       --------------       --------------
                                                                                              278,024              295,518
                                                                                       --------------       --------------
                                                                                       $      331,738       $      370,535
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        1,769       $        5,658
                                                                                       --------------       --------------

         Partners' Capital                                                                    329,969              364,877
                                                                                       --------------       --------------
                                                                                       $      331,738       $      370,535
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended               Six Months Ended
                                                            June 30,                          June 30,
                                              ---------------------------------  --------------------------------
                                                    1997              1996              1997              1996
                                              ---------------   ---------------  ---------------   --------------
REVENUES:
   Income from nonoperating interests         $        12,887   $        24,943  $        48,093   $        61,018
   Interest income                                        362                32              705                43
                                              ---------------   ---------------  ---------------   ---------------
                                                       13,249            24,975           48,798            61,061
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         8,327             8,352           19,472            22,892
   General and administrative                           5,308             5,791           11,349            11,326
                                              ---------------   ---------------  ---------------   ---------------
                                                       13,635            14,143           30,821            34,218
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $          (386)  $        10,832  $        17,977   $        26,843
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.02)  $           .63  $          1.04   $          1.56
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                    1997                       1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       17,977          $        26,843
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      19,472                   22,892
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  8,839                  (12,163)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               46,288                   37,572
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (2,592)                  (4,877)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                            614                   25,976
    Increase (decrease) in payable related to excess costs                              (3,889)                    (613)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               (5,867)                  20,486
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (52,885)                 (33,722)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (12,464)                  24,336
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        41,353                    3,353
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       28,889          $        27,689
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 48 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $10,548 or 31 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil production. A decline of 41 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 35 percent or $1.01/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 21 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $11,571 or 14 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 45 percent in oil production was the major contributing factor to the decreased revenues for the period. Increased gas prices of 5 percent or $.12/MCF partially offset the production declines.

      Associated amortization expense declined 15 percent or $3,420.

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


                                            SWIFT ENERGY MANAGED PENSION
                                            ASSETS PARTNERSHIP 1988-C, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer