Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 1997-11-12
CIK 847806

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                           PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                         3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996             4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                             5

      Notes to Financial Statements                                                          6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                               11


SIGNATURES                                                                                  12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1997                 1996
                                                                                       ---------------     ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       20,879       $       41,353
              Nonoperating interests income receivable                                         27,357               33,664
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        48,236               75,017
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,536,783            1,533,237
         Less-Accumulated amortization                                                     (1,266,544)          (1,237,719)
                                                                                       ---------------     ----------------
                                                                                              270,239              295,518
                                                                                       ---------------     ----------------
                                                                                       $      318,475       $      370,535
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        1,513       $        5,658
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    316,962              364,877
                                                                                       ---------------     ----------------
                                                                                       $      318,475       $      370,535
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997            1996               1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        21,427   $        29,349  $        69,520   $        90,367
   Interest income                                        254               431              959               474
                                              ---------------   ---------------  ---------------   ---------------
                                                       21,681            29,780           70,479            90,841
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         9,353            11,159           28,825            34,051
   General and administrative                           4,538             5,160           15,887            16,486
                                              ---------------   ---------------  ---------------   ---------------
                                                       13,891            16,319           44,712            50,537
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         7,790   $        13,461  $        25,767   $        40,304
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .45   $           .78  $          1.49   $          2.34
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       25,767          $        40,304
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      28,825                   34,051
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  6,307                   (6,699)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      60,899                   67,656
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (4,160)                  (5,635)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                            614                   28,654
    Increase (decrease) in payable related to excess costs                              (4,145)                    (824)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (7,691)                  22,195
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (73,682)                 (55,038)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (20,474)                  34,813
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        41,353                    3,353
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       20,879          $        38,166
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

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the present year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 27 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $11,287 or 27 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 15 percent in gas production and 25 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 24 percent or $5.07/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 16 percent or $1,806.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 23 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $22,857 or 19 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 40 percent in oil production and 4 percent in gas production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 4 percent or $.74/BBL further contributed to the decreased revenues.

      Associated amortization expense declined 15 percent or $5,226.

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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1988-C, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  November 4, 1997        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer