Form 10-Q
period 1998-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 1998-05-15
CIK 847806

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           10


SIGNATURES                                                              11

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1998                  1997
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       14,088       $       22,623
              Nonoperating interests income receivable                                         17,752               26,980
                                                                                       --------------       --------------
                   Total Current Assets                                                        31,840               49,603
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,537,122            1,536,049
         Less-Accumulated amortization                                                     (1,281,504)          (1,274,751)
                                                                                       --------------       --------------
                                                                                              255,618              261,298
                                                                                       --------------       --------------
                                                                                       $      287,458       $      310,901
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        2,329       $        2,797
                                                                                       --------------       --------------

         Limited Partners' Capital (17,237.13 Limited Partnership Units;
                                    $100 per unit)                                            284,745              307,725
         General Partners' Capital                                                                384                  379
                                                                                       --------------       --------------
                   Total Partners' Capital                                                    285,129              308,104
                                                                                       --------------       --------------
                                                                                       $      287,458       $      310,901
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1998                1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        10,953   $        35,206
             Interest income                                                                 241               343
                                                                                 ---------------   ---------------
                                                                                          11,194            35,549
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                  6,753            11,145
             General and administrative                                                    6,989             6,041
                                                                                 ---------------   ---------------
                                                                                          13,742            17,186
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (2,548)  $        18,363
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.15)
                                              ===============
         March 31, 1997                       $          1.07
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                        1998                   1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         (2,548)       $        18,363
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                         6,753                 11,145
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                    9,228                 (6,566)
        Increase (decrease) in accounts payable                                             (468)                (3,644)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        12,965                 19,298
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
          in oil and gas properties                                                       (1,073)                  (855)
        Proceeds from sale of nonoperating interests
          in oil and gas properties                                                           --                    614
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                        (1,073)                  (241)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (20,427)               (26,264)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (8,535)                (7,207)
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          22,623                 41,353
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         14,088        $        34,146
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $12,965 and $19,298 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $20,427 and $26,264 for the three months ended March 31, 1998 and 1997, respectively.

         Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 69 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $26,887 or 59 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 40 percent or $1.26/MCF and in oil prices of 36 percent or $7.11/BBL had a significant impact on partnership performance. Also, current quarter gas production declined 45 percent when compared to first quarter 1997 gas production volumes, further contributing to decreased revenues. Production declines are mainly due to accelerated depletion of the reserves as the properties are reaching their economic limits.

         Total amortization expense decreased 39 percent or $4,392 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1998           By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1998           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer