Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 1999-05-11
CIK 847806

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,           December 31,
                                                                                            1999                  1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,101       $        1,097
              Nonoperating interests income receivable                                         21,636                1,591
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         22,737                2,688
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,528,642            1,547,607
         Less-Accumulated amortization                                                     (1,320,455)          (1,312,439)
                                                                                       ---------------      ---------------
                                                                                              208,187              235,168
                                                                                       ---------------      ---------------
                                                                                       $      230,924       $      237,856
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,262       $        1,719
                                                                                       ---------------      ---------------

         Limited Partners' Capital (17,237.13 Limited Partnership Units;
                                   $100 per unit)                                             226,809              236,129
         General Partners' Capital                                                                853                    8
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     227,662              236,137
                                                                                       ---------------      ---------------
                                                                                       $      230,924       $      237,856
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1999                1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        11,554   $        10,953
             Interest income                                                                  24               241
                                                                                 ---------------   ---------------
                                                                                          11,578            11,194
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                  8,016             6,753
             General and administrative                                                    7,228             6,989
                                                                                 ---------------   ---------------
                                                                                          15,244            13,742
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (3,666)  $        (2,548)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.23)
                                                 ============
         March 31, 1998                       $          (.15)
                                                 ============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                        1999                   1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         (3,666)       $        (2,548)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                         8,016                  6,753
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (20,045)                 9,228
        Increase (decrease) in accounts payable                                            1,543                   (468)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (14,152)                12,965
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                       (968)                (1,073)
        Proceeds from sale of nonoperating interests in oil and gas properties            19,933                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        18,965                 (1,073)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                      (4,809)               (20,427)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           4                 (8,535)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,097                 22,623
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,101        $        14,088
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(14,152) and $12,965 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $19,933 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $4,809 and $20,427 for the three months ended March 31, 1999 and 1998, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 5 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $790 or 4 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to normal depletion and the sale of certain properties during the quarter. Current quarter gas production increased 22 percent while oil production declined 33 percent when compared to first quarter 1998 production volumes. The sale of the Caprito field in Texas in February 1999, had an impact on oil production for the quarter. Gas and oil prices remained flat at an average $1.81/MCF for gas and $11.90/BBL for oil for the quarter.

      Corresponding production costs per equivalent MCF decreased 23 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 20 percent, relating to the property sales in the current quarter.

      Total amortization expense increased 19 percent or $1,263 in 1999 compared to first quarter 1998.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999           By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1999           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer