Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C LTD
filed 2000-03-28
CIK 847806

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                                               OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ------------


                         Commission File number 0-17726

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

Yes   X   No
    -----    -----

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

                       Documents Incorporated by Reference

Document                                                 Incorporated as to

    Registration Statement No. 33-15998                    Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.

ITEM NO.                                             PART I                         PAGE
--------                                             ------                         ----
   1                       Business                                                  I-1
   2                       Properties                                                I-5
   3                       Legal Proceedings                                         I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                        I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                        II-1
   6                       Selected Financial Data                                  II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations          II-2
   8                       Financial Statements and Supplementary Data              II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                             II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                            III-1
  11                       Executive Compensation                                  III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                 III-2
  13                       Certain Relationships and Related Transactions          III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                IV-1


                                                     OTHER
                                                     -----
                           Signatures

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 27% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 46% of the value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation in this field.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                 Net Production
                                     ----------------------------------
                                               For the Years Ended
                                                  December 31,
                                     ----------------------------------
                                      1999         1998          1997
                                     ------       -------       -------
Net Volumes (Equivalent MCFs)        31,433        38,159        48,292

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                     $1.56         $1.14        $1.92

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                     December 31,
                                    ---------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------      ----------------------      ----------------------
                                                   Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas           Oil           Gas
                                    --------      --------      --------      --------      -------      --------
                                      (BBLS)       (MMCF)        (BBLS)        (MMCF)        (BBLS)        (MMCF)
Proved developed
   reserves at end of year             7,556           204        10,288           224        11,474           271
                                    ========      ========      ========      ========      ========     =========

Proved reserves
   Balance at beginning
     of year                          12,694           252        14,300           313        17,242           347

   Extensions, discoveries
     and other additions                 160             3             1            --            --            --

   Revisions of previous
     estimates                         2,575            31           159           (33)       (1,084)            3

   Sales of minerals in
     place                            (4,407)          (28)           --            --            --            --

   Production                         (1,110)          (25)       (1,766)          (28)       (1,858)          (37)
                                    --------      --------      --------      --------      --------     ---------

   Balance at end of year              9,912           233        12,694           252        14,300           313
                                    ========      ========      ========      ========      ========     =========


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

         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                       Reserves
                                                   December 31, 1999
                                                 ---------------------
                                                           Natural                  Wells
                                               Oil           Gas            -------------------------
Acquisition                 State(s)         (BBLS)        (MMCF)            Gross            Net
----------                  ---------       --------       -------          -------          --------
Mega, Northwind            TX                  1,495            24                7             0.016
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                     71            46                6             0.075
Shell Oil Company          TX                  4,754           102               67             0.305
Union Pacific              AR, KS, NM,
                           OK, TX              2,043            16              127             0.532
Allstate                   KS, LA, OK             73            27              158             1.621
Amoco                      OK                    156            18              108             0.034
Maxus                      WY                  1,320            --               11             0.004
                                            --------       -------          -------          -------

                                               9,912           233              484             2.587
                                            ========       =======          =======          ========


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 174 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $52,600 and $21,500, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $      49,117      $      45,619      $       97,110    $     133,838     $      87,666
Income (Loss)              $        (549)     $     (14,879)     $       35,800    $      54,079     $     (12,822)
Total Assets               $     213,230      $     237,856      $      310,901    $     370,535     $     392,302
Cash Distributions         $      23,814      $      57,088      $       92,573    $      78,960     $      60,870
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $         .01      $        (.74)     $         1.84    $        2.80     $        (.47)
Limited Partners' Cash
  Distributions Per Unit   $        1.25      $        3.05      $         4.87    $        4.04     $        3.17

Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $13,858, $47,120 and $76,655 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in assets and liabilities and a decrease in the Partnership's production. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $20,156 and $2,246 in 1999 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $6,858, $11,558 and $5,058, respectively. Cash distributions to partners totaled $23,814, $57,088 and $92,573 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

Results of Operations

         Income from nonoperating interests increased 8 percent in 1999 over 1998. Oil and gas sales declined $1,399 or 2 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 18 percent as oil and gas production declined 37 percent and 10 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells. Oil prices increased 50 percent or $5.77/BBL to an average of $17.28/BBL and gas prices increased 13 percent or $0.27/MCF to an average of $2.35/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF remained flat in 1999 compared to 1998, and total production costs decreased 16 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 34 percent or $12,730 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 14 percent or $4,082 in 1999 compared to 1998, related to the decline in production volumes.

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

         During 2000, the Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                      Position(s) with
         Name                Age                 Swift and Other Companies
         ----                ---                 -------------------------
                                     DIRECTORS
                                     ---------
A. Earl Swift                66             Chief Executive Officer and
                                            Chairman of the Board

Virgil N. Swift              71             Executive Vice President - Business
                                            Development, Vice Chairman of the Board

G. Robert Evans              68             Director of Swift; Chairman of the Board,
                                            Material Sciences Corporation;
                                            Director, Consolidated Freightways, Inc.,
                                            Fibreboard Corporation, Elco Industries, and
                                            Old Second Bancorp

Raymond O. Loen              75             Director of Swift; President, R. O. Loen
                                            Company

Henry C. Montgomery          64             Director of Swift; Chairman of the Board,
                                            Montgomery Financial Services Corporation;
                                            Director, Southwall Technology Corporation

Clyde W. Smith, Jr.          51             Director of Swift; President, Somerset
                                            Properties, Inc.

Harold J. Withrow            72             Director of Swift

                                     EXECUTIVE OFFICERS
                                     ------------------

Terry E. Swift               44             President

Joe A. D'Amico               51             Chief Operating Officer

John R. Alden                54             Senior Vice President - Finance,
                                            Chief Financial Officer and Secretary

Bruce H. Vincent             52             Senior Vice President - Funds Management

James M. Kitterman           55             Senior Vice President - Operations

Alton D. Heckaman, Jr.       42             Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 1,780 Limited Partnership Units, which is 10.33 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

                                      III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                          PAGE NO.
               --------------------                                          --------
               Report of Independent Public Accountants                        IV-2

               Balance Sheets as of December 31, 1999 and 1998                 IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                             IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                             IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                             IV-6

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

  b(1) REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                                                                    IV-6
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Managed Pension Assets Partnership 1988-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-C, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-C, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                 ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                                           SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1988-C, LTD.
                                                  BALANCE SHEETS
                                            DECEMBER 31, 1999 AND 1998

                                                              1999                  1998
                                                         ---------------       ---------------
ASSETS:
Current Assets:
     Cash and cash equivalents                           $         4,439       $         1,097
     Nonoperating interests income receivable                     11,879                 1,591
                                                         ---------------       ---------------
          Total Current Assets                                    16,318                 2,688
                                                         ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                    1,534,309             1,547,607
Less-Accumulated amortization                                 (1,337,397)           (1,312,439)
                                                         ---------------       ---------------
                                                                 196,912               235,168
                                                         ---------------       ---------------
                                                         $       213,230       $       237,856
                                                         ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                    $         1,456       $         1,719
                                                         ---------------       ---------------


Limited Partners' Capital (17,237 Limited Partnership
                             Units;  $100 per unit)              211,701               236,129

General Partners' Capital                                             73                     8
                                                         ---------------       ---------------
          Total Partners' Capital                                211,774               236,137
                                                         ---------------       ---------------
                                                         $       213,230       $       237,856
                                                         ===============       ===============





                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                           1999               1998               1997
                                                      ---------------     --------------     --------------
       REVENUES:
            Income from nonoperating interests        $        48,824     $       45,251    $        96,025
            Interest income                                       293                368              1,085
                                                      ---------------     --------------    ---------------
                                                               49,117             45,619             97,110
                                                      ---------------     --------------    ---------------


       COSTS AND EXPENSES:
            Amortization -
                 Normal                                        24,958             29,040             37,032
                 Additional                                        --              8,648                 --
            General and administrative                         24,708             22,810             24,278
                                                      ---------------     --------------    ---------------
                                                               49,666             60,498             61,310
                                                      ---------------     --------------    ---------------
       NET INCOME (LOSS)                              $          (549)    $      (14,879)   $        35,800
                                                      ===============     ==============    ===============




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                         Limited             General           Combining
                                         Partners           Partners          Adjustment            Total
                                      ---------------     --------------     --------------     --------------
        Balance,
             December 31, 1996        $       392,948     $        3,339     $      (31,410)    $      364,877

        Income (Loss)                          31,744              5,613             (1,557)            35,800

        Cash Distributions                    (84,000)            (8,573)                --            (92,573)
                                      ---------------     --------------     --------------     --------------

        Balance,
             December 31, 1997                340,692                379            (32,967)           308,104
                                      ---------------     --------------     --------------     --------------

        Income (Loss)                         (12,780)             4,117             (6,216)           (14,879)

        Cash Distributions                    (52,600)            (4,488)                --            (57,088)
                                      ---------------     --------------     --------------     --------------

        Balance,
             December 31, 1998                275,312                  8            (39,183)           236,137
                                      ---------------     --------------     --------------     --------------

        Income (Loss)                             175              2,379             (3,103)              (549)

        Cash Distributions                    (21,500)            (2,314)               --             (23,814)
                                      ---------------     --------------     --------------     --------------

        Balance,
             December 31, 1999        $       253,987     $           73     $      (42,286)    $      211,774
                                      ===============     ==============     ==============     ==============


        Limited Partners' net income (loss)
             per unit

             1997                     $          1.84
                                      ===============

             1998                     $         (0.74)
                                      ===============

             1999                     $          0.01
                                      ===============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    1999              1998              1997
                                                                                -------------     ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                              $        (549)    $    (14,879)     $       35,800
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                 24,958           37,688              37,032
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable        (10,288)          25,389               6,684
               Increase (decrease) in accounts payable                                   (263)          (1,078)             (2,861)
                                                                                -------------     ------------      --------------
          Net cash provided by (used in) operating activities                          13,858           47,120              76,655
                                                                                -------------     ------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                     (6,858)         (11,558)             (5,058)
     Proceeds from sales of nonoperating interests in oil and gas properties           20,156               --               2,246
                                                                                -------------     ------------      --------------
          Net cash provided by (used in) investing activities                          13,298          (11,558)             (2,812)
                                                                                -------------     ------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                   (23,814)         (57,088)            (92,573)
                                                                                -------------     ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,342          (21,526)            (18,730)
                                                                                -------------     ------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,097           22,623              41,353
                                                                                -------------     ------------      --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       4,439     $      1,097      $       22,623
                                                                                =============     ============      ==============



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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 31, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-D, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $6,858, $11,558 and $5,058, respectively.

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $8,648. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998, resulting in a valuation allowance of $7,659. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $43,093 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $43,093 was paid to Swift in 1988 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $15,224, $16,842 and $16,830, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $20,831, $16,040 and $71,572, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                                 SWIFT ENERGY MANAGED PENSION
                                                 ASSETS PARTNERSHIP 1988-C, LTD.
                                                 (Registrant)

                                        By:      SWIFT ENERGY COMPANY
                                                  General Partner

Date:      March 10, 2000               By:      s/b A. Earl Swift
         -----------------                       -----------------------------
                                                 A. Earl Swift
                                                 Chief Executive Officer

Date:      March 10, 2000               By:      s/b John R. Alden
         -----------------                       -----------------------------
                                                 John R. Alden
                                                 Principal Financial Officer

Date:      March 10, 2000               By:      s/b Alton D. Heckaman, Jr.
         -----------------                       -----------------------------
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

                                                 SWIFT ENERGY MANAGED PENSION
                                                 ASSETS PARTNERSHIP 1988-C, LTD.
                                                 (Registrant)

                                        By:      SWIFT ENERGY COMPANY
                                                  General Partner

Date:      March 10, 2000               By:      s/b A. Earl Swift
         -----------------                       -----------------------------
                                                 A. Earl Swift
                                                 Director and Principal
                                                 Executive Officer

Date:      March 10, 2000               By:      s/b Virgil N. Swift
         -----------------                       -----------------------------
                                                 Virgil N. Swift
                                                 Director and Executive
                                                 Vice President - Business
                                                 Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.

                                   SIGNATURES


Date:      March 10, 2000               By:      s/b G. Robert Evans
         -----------------                       -----------------------------
                                                 G. Robert Evans
                                                 Director

Date:      March 10, 2000               By:      s/b Raymond O. Loen
         -----------------                       -----------------------------
                                                 Raymond O. Loen
                                                 Director

Date:      March 10, 2000               By:      s/b Henry C. Montgomery
         -----------------                       -----------------------------
                                                 Henry C. Montgomery
                                                 Director

Date:      March 10, 2000               By:      s/b Clyde W. Smith, Jr.
         -----------------                       -----------------------------
                                                 Clyde W. Smith, Jr.
                                                 Director

Date:      March 10, 2000               By:      s/b Harold J. Withrow
         -----------------                       -----------------------------
                                                 Harold J. Withrow
                                                 Director